Form 10-K
period 1999-12-31
DEUTSCHE RECREATIONAL ASSET FUNDING CORP
filed 2000-03-22
CIK 1062336

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 333-56303

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
    ACT OF	1934

For the Fiscal Year Ended December 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   	EXCHANGE ACT OF 1934

DEUTSCHE RECREATIONAL ASSET FUNDING CORPORATION

State of Organization - Nevada

I.R.S. Employer Identification Number - 91-1904587

Principal Executive Offices

655 Maryville Centre Drive
St. Louis, MO 63141-5832
Telephone Number:  (314) 523-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2000 its Parent Company, Ganis Credit Corporation, a Delaware corporation controlled the Registrant.

TABLE OF CONTENTS

PART		ITEM

  I		1.		Business
    	2. **
		   3. *		Legal Proceedings
		   4. *		Submission of Matters to a Vote of Security Holders

 II		5. *		Market for Registrant's Common Equity and Related
      					Stockholder Matters
		   6. **
		   7. **
     7A.**
		   8. **
   		9. **

III 10. **
		  11. **
	  	12. **
  		13. **

IV		14. *		Exhibits, Financial Statements, Schedules
          	and Reports	on Form 8-K

       				Signatures
				       Exhibit Index

* Item prepared by Registrant in compliance with affiliated entity's Exemption Request Letters of April 25, 1994 and June 30, 1994 as provided in the July
1, 1994 response letter from the Office of Chief Counsel, Division of Corporate Finance, United States Securities and Exchange Commission, addressed to Registrant as ITT Floorplan Receivables, L.P., which name was changed to Deutsche Floorplan Receivables, L.P.

** Omitted pursuant to Exemption Request Letters noted in previous
[*] footnotes.

PART I

Item 1.
Business.

The Registrant, Deutsche Recreational Asset Funding Corporation is a wholly owned subsidiary of Ganis Credit Corporation ("Ganis") a Delaware corporation. The Registrant was organized for limited purposes, which include purchasing of receivables from Ganis and its affiliates and transferring such receivables to third parties and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

In accordance with its stated business purposes, the Registrant has formed Distribution Financial Services RV Trust 1999-1, ("RV Trust 1999-1") pursuant to a Transfer and Servicing Agreement, dated as of March 1, 1999, among the RV Trust 1999-1 as Issuer, the Registrant as Depositor and Ganis, as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of March 1, 1999. In addition, as of March 1, 1999, the RV Trust 1999-1 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The RV Trust 1999-1 assets consist primarily of receivables which include recreational vehicle installment sales contracts or installment loans originated by Ganis or acquired by Ganis from time to time in financing arrangements among Ganis and/or its affiliates with certain dealers to finance recreational vehicle sales. The RV Trust 1999-1, in turn offers from time to time various classes of notes secured by the assets contained in the RV Trust 1999-1. As of December 31, 1999 the RV Trust 1999-1 had $801,724,788.09 of such Notes outstanding bearing the following identifications:

     Class A-1 Notes . . . . . . . . . . . . . $      -0-
     Class A-2 Notes . . . . . . . . . . . . .  141,996,788.09
     Class A-3 Notes . . . . . . . . . . . . .  197,998,000.00
     Class A-4 Notes . . . . . . . . . . . . .  192,642,000.00
     Class A-5 Notes . . . . . . . . . . . . .  159,722,000.00
     Class A-6 Notes . . . . . . . . . . . . .   64,366,000.00
     Class B Notes   . . . . . . . . . . . . .   25,000,000.00
     Class C Notes   . . . . . . . . . . . . .   20,000,000.00

Total RV Trust 1999-1 Notes Outstanding. . . . $801,724,788.09

In furtherance of its stated business purposes, the Registrant has formed Distribution Financial Services Marine Trust 1999-2, ("Marine Trust 1999-2") pursuant to a Transfer and Servicing Agreement, dated as of May 1, 1999, among Marine Trust 1999-2 as Issuer,the Registrant as Depositor and Ganis as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of May 1, 1999. In addition, as of May
1, 1999, the Marine Trust 1999-2 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The Marine Trust 1999-2 assets consist primarily of receivables which include recreational sport and power boat and yacht installment sales contracts or installment loans originated by Ganis or acquired by Ganis from time to time in financing arrangements among Ganis and/or affiliates with certain dealers to finance marine equipment vehicle sales. The Marine Trust 1999-2, in turn has offered various classes of notes secured by the assets contained in the Marine Trust 1999-2. As of December 31, 1999 the Marine Trust 1999-2 had $476,672,852.06 of such Notes outstanding bearing the following identifications:

     Class A-1 Notes . . . . . . . . . . . . . $137,770,852.06
     Class A-2 Notes . . . . . . . . . . . . .   55,567,000.00
     Class A-3 Notes . . . . . . . . . . . . .  108,129,000.00
     Class A-4 Notes . . . . . . . . . . . . .   66,207,000.00
     Class A-5 Notes . . . . . . . . . . . . .   53,999,000.00
     Class B Notes   . . . . . . . . . . . . .   33,000,000.00
     Class C Notes   . . . . . . . . . . . . .   22,000,000.00

Total Marine Trust 1999-2 Notes Outstanding. . $476,672,852.06

In addition, and consistent with its stated business purposes, the Registrant has formed Distribution Financial Services RV Trust 1999-3, ("RV Trust 1999-3") pursuant to a Transfer and Servicing Agreement, dated as of July 1, 1999, among the RV Trust 1999-3 as Issuer,the Registrant as Depositor and Ganis as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of July 1, 1999. In addition, as of July 1, 1999, the RV Trust 1999-3 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The RV Trust 1999-3 assets consist primarily of receivables which include recreational vehicle installment sales contracts or installment loans originated by Ganis or acquired by Ganis from time to time in financing arrangements among Ganis and/or affiliates with certain dealers to finance recreational vehicle sales. The RV Trust 1999-3, in turn has offered various classes of notes secured by the assets contained in the RV Trust 1999-3. As of December 31, 1999 the RV Trust 1999-3 had $339,692,779.42 of such Notes outstanding bearing the following identifications:

     Class A-1 Notes . . . . . . . . . . . . . $      -0-
     Class A-2 Notes . . . . . . . . . . . . .   95,328,779.42
     Class A-3 Notes . . . . . . . . . . . . .   48,470,000.00
     Class A-4 Notes . . . . . . . . . . . . .   86,608,000.00
     Class A-5 Notes . . . . . . . . . . . . .   37,585,000.00
     Class A-6 Notes . . . . . . . . . . . . .   54,847,000.00
     Class B Notes   . . . . . . . . . . . . .    9,363,000.00
     Class C Notes   . . . . . . . . . . . . .    7,491,000.00

Total RV Trust 1999-3 Notes Outstanding. . . .  339,692,779.42

Item 3.
Legal Proceedings.*

None

Item 4.
Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.
Market for Registrant's Common Equity and Related Stockholder Matters.*

PART IV

Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibits hereto the Annual Accountant's Report on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers with respect to all series Notes issued and outstanding by Distribution Financial Services RV Trust 1999-1, Distribution Financial Services Marine Trust 1999-2 and Distribution Financial Services RV Trust 1999-3.

(b) Reports on Form 8-K.

The Registrant has filed reports on Form 8-K for each month during 1999 when any series of Notes are outstanding reporting Item 5 - Other Events and including therewith as an exhibit, the applicable Collection Period Statement information with respect to (a) Distribution Financial Services RV Trust 1999-1 Notes, and
(b) Distribution Financial Services RV Trust 1999-3 Notes including (i) the Class A-1 Notes, (ii) the Class A-2 Notes, (iii) the Class A-3 Notes, (iv) the Class A-4 Notes, (v) the Class A-5 Notes, (vi) the Class A-6 Notes, (vii) the Class B Notes and (viii) the Class C Notes of each series of Notes as required. In addition, the applicable Collection Period Statement information with respect to Distribution Financial Services Marine Trust 1999-2 Notes was also included with respect to (i) the Class A-1 Notes, (ii) the Class A-2 Notes,
(iii) the Class A-3 Notes, (iv) the Class A-4 Notes, (v) the Class A-5 Notes,
(vi) the Class B Notes and (vii) the Class C Notes of such series of Notes.

In addition, under Item 5 - Other Events, the Registrant reported in Form 8-K, certain specified information made available on a monthly basis to Noteholders of both the Distribution Financial Services RV Trust 1999-1 Notes, the Distribution Financial Services Marine Trust 1999-2 Notes and Distribution Financial Services RV Trust 1999-3 Notes included with each Form 8-K, the Registrant filed as exhibits thereto copies of the monthly Noteholders' Statements required for such period to Noteholders of both the Distribution Financial Services RV Trust 1999-1 Notes, the Distribution Financial Services Marine Trust 1999-2 Notes and Distribution Financial Services RV Trust 1999-3 Notes.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DEUTSCHE RECREATIONAL ASSET FUNDING CORPORATION


By: 	 /s/ Stephen J. Gentry              By:  /s/ Richard C. Goldman
	     Vice President and Controller           Vice President and Secretary

     	March 14, 2000                          March 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title					                             Date

/s/ Stephen J. Gentry                            March 14, 2000
Vice President & Controller
Deutsche Recreational Asset Funding Corporation

/s/ Richard C. Goldman				                       March 14, 2000
Director
Deutsche Recreational Asset Funding Corporation

/s/ Monte L. Miller                              March 22, 2000
Director
Deutsche Recreational Asset Funding Corporation

/s/ Phil Stout					                              March 22, 2000
Director
Deutsche Recreational Asset Funding Corporation

EXHIBIT INDEX

                                          					  Incorporated by reference to
Exhibit						                                    Exhibit in Registration
Number		Title				                                Statement Number 333-56303

 2	     Plan of acquisition, reorganization,
	       arrangement, liquidation or succession		 Not Applicable

 3	     Articles of Incorporation of             Exhibit 3.1
		      Registrant
        By-Laws of Registrant                    Exhibit 3.2

 4	     Instruments defining the rights of
        security	holders, including indentures			Exhibit 4.1

 9	     Voting trust agreements					             Not Applicable

10	     Material Contracts					                  None

11	     Statement re computation of
	       per share earnings					                  Not Applicable

12	     Statement re computation of ratios			    Not Applicable

13	     Annual report of security holders,
	       Form 10-Q or quarterly reports
       	to security holders					                 None

16	     Letter re change in certifying
        accountant		                             None

18	     Letter re changes in accounting
       	principles							                        None

21	     Subsidiaries of Registrant				           Not Applicable

22	     Published report regarding matters
	       submitted to vote of security holders		  None

23	     Consents of experts and counsel			       Not Applicable

24	     Power of attorney						                  Not Applicable

27	     Financial Data Schedule					             Not Applicable

99	     Additional Exhibits                      Filed Herewith
       	(i) Accountants' Annual Report, and      as EX-1
       (ii) Management's Report on Compliance