Form 10-K
period 2001-12-31
DEUTSCHE RECREATIONAL ASSET FUNDING CORP
filed 2002-03-29
CIK 1062336

March 29, 2002


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re:	2001 Annual Report on Form 10-K
	Deutsche Recreational Asset Funding Corporation
	Registration No. 333-56303

On behalf of Deutsche Recreational Asset Funding Corporation, a Nevada corporation ("Registrant"), I am transmitting herewith for filing, pursuant to the Securities Exchange Act of 1934, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Please send either confirmation or suspense notification to e:mail address pat.o-malley@db.com at your earliest convenience.

Sincerely,

/s/ Richard C. Goldman

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 333-56303

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
	ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

As of March 15, 2002 the Registrant was controlled by its Parent Company, Ganis Credit Corporation, a Delaware corporation.

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

				Signatures
				Exhibit Index

* Item prepared in compliance Exemption Request Letters of April 25, 1994 and June 30, 1994 as provided in the July 1, 1994 response letter from the Office of Chief Counsel, Division of Corporate Finance, United States Securities and Exchange Commission, addressed to Registrant as ITT Floorplan Receivables, L.P., which name was changed to Deutsche Floorplan Receivables, L.P.

** Omitted pursuant to Exemption Request Letters noted in previous[*] footnotes.

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

In accordance with its stated business purposes, the Registrant has formed Distribution Financial Services RV Trust 1999-1, ("RV Trust 1999-1") pursuant to a Transfer and Servicing Agreement, dated as of March 1, 1999, among the RV Trust 1999-1 as Issuer, the Registrant as Depositor and Ganis, as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of March 1, 1999. In addition, as of March 1, 1999, the RV Trust 1999-1 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The RV Trust 1999-1 assets consist primarily of receivables which include recreational vehicle installment sales contracts or installment loans originated by Ganis or acquired by Ganis from time to time in financing arrangements among Ganis and/or its affiliates with certain dealers to finance recreational vehicle sales. The RV Trust 1999-1,in turn offers from time to time various classes of notes secured by the assets contained in RV Trust 1999-1. As of December 31, 2001 the RV Trust 1999-1 had $491,349,661.95 of such Notes outstanding bearing the following identifications:

     Class A-1 Notes . . . . . . . . . . . . . $      -0-
     Class A-2 Notes . . . . . . . . . . . . .        -0-
     Class A-3 Notes . . . . . . . . . . . . .   29,619,661.95
     Class A-4 Notes . . . . . . . . . . . . .  192,642,000.00
     Class A-5 Notes . . . . . . . . . . . . .  159,722,000.00
     Class A-6 Notes . . . . . . . . . . . . .   64,366,000.00
     Class B Notes   . . . . . . . . . . . . .   25,000,000.00
     Class C Notes   . . . . . . . . . . . . .   20,000,000.00

Total RV Trust 1999-1 Notes Outstanding. . . . $491,349,661.95

In furtherance of its stated business purposes, the Registrant has formed Distribution Financial Services Marine Trust 1999-2, ("Marine Trust 1999-2") pursuant to a Transfer and Servicing Agreement, dated as of May 1, 1999, among Marine Trust 1999-2 as Issuer, the Registrant as Depositor and Ganis as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of May 1, 1999. In addition, as of May 1, 1999, the Marine Trust 1999-2 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The Marine Trust 1999-2 assets consist primarily of receivables which include recreational sport and power boat and yacht installment sales contracts or installment loans originated by Ganis or acquired by Ganis from time to time in financing arrangements among Ganis and/or affiliates with certain dealers to finance marine equipment sales. The Marine Trust 1999-2, in turn has offered from time to time various classes of notes secured by the assets contained in the Marine Trust 1999-2. As of December 31, 2001 the Marine Trust 1999-2 had $283,627,187.53 of such Notes outstanding bearing the following identifications:

     Class A-1 Notes . . . . . . . . . . . . . $      -0-
     Class A-2 Notes . . . . . . . . . . . . .      292,187.53
     Class A-3 Notes . . . . . . . . . . . . .  108,129,000.00
     Class A-4 Notes . . . . . . . . . . . . .   66,207,000.00
     Class A-5 Notes . . . . . . . . . . . . .   53,999,000.00
     Class B Notes   . . . . . . . . . . . . .   33,000,000.00
     Class C Notes   . . . . . . . . . . . . .   22,000,000.00

Total Marine Trust 1999-2 Notes Outstanding. . $283,627,187.53

In addition, and consistent with its stated business purposes, the Registrant has formed Distribution Financial Services RV Trust 1999-3, ("RV Trust 1999-3") pursuant to a Transfer and Servicing Agreement, dated as of July 1, 1999, among the RV Trust 1999-3 as Issuer, the Registrant as Depositor and Ganis as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of July 1, 1999. In addition, as of July 1, 1999, the RV Trust 1999-3 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The RV Trust 1999-3 assets consist primarily of receivables which include recreational vehicle installment sales contracts or installment loans originated by Ganis or acquired by Ganis from time to time in financing arrangements among Ganis and/or affiliates with certain dealers to finance recreational vehicle sales. The RV Trust 1999-3, in turn offers from time to time various classes of notes secured by the assets contained in the RV Trust 1999-3. As of December 31, 2001 the RV Trust 1999-3 had $220,469,130.58 of such Notes outstanding bearing the following identifications:

     Class A-1 Notes . . . . . . . . . . . . . $      -0-
     Class A-2 Notes . . . . . . . . . . . . .        -0-
     Class A-3 Notes . . . . . . . . . . . . .   24,575,130.58
     Class A-4 Notes . . . . . . . . . . . . .   86,608,000.00
     Class A-5 Notes . . . . . . . . . . . . .   37,585,000.00
     Class A-6 Notes . . . . . . . . . . . . .   54,847,000.00
     Class B Notes   . . . . . . . . . . . . .    9,363,000.00
     Class C Notes   . . . . . . . . . . . . .    7,491,000.00

Total RV Trust 1999-3 Notes Outstanding. . . . $220,469,130.58

In accordance and consistent with its stated business purposes, the Registrant, Distribution Financial Services RV/Marine Trust 2001-1, ("RV/Marine Trust 2001-1"), as Issuer entered into a Transfer and Servicing Agreement, dated as of November 1, 2001, with Deutsche Recreational Asset Funding Corporation, a Nevada corporation ("DRAFC") as Depositor and Deutsche Financial Services Corporation, a Nevada corporation ("DFS"), as Servicer.
To facilitate the issuance of notes, DRAFC as Depositor and Wells Fargo Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, amended and restated as of November 1, 2001. In addition, as of November 1, 2001, the RV/Marine Trust 2001-1, as Issuer entered into an Indenture with HSBC Bank USA, as Indenture Trustee. The RV/Marine Trust 2001-1 assets consist primarily of receivables which include recreational vehicle and marine installment sales contracts or installment loans originated by DFS or acquired by DFS from time to time in financing arrangements among DFS and/or its affiliates with certain dealers to finance recreational vehicle and marine sales. The RV/Marine Trust 2001-1, has issued various classes of notes secured by the assets contained in the RV/Marine Trust 2001-1. As of December 31, 2001 the RV/Marine Trust 2001-1 had $533,857,530.70 of such Notes outstanding bearing the following identifications:

     Class A-1 Notes . . . . . . . . . . . . . $180,157,530.70
     Class A-2 Notes . . . . . . . . . . . . .   54,000,000.00
     Class A-3 Notes . . . . . . . . . . . . .   90,000,000.00
     Class A-4 Notes . . . . . . . . . . . . .   95,000,000.00
     Class A-5 Notes . . . . . . . . . . . . .   72,350,000.00
     Class B Notes   . . . . . . . . . . . . .   19,830,000.00
     Class C Notes   . . . . . . . . . . . . .    9,270,000.00
     Class D Notes   . . . . . . . . . . . . .   13,250,000.00

Total RV/Marine Trust 2001-1 Notes Outstanding $533,857,530.70

Item 3.
Legal Proceedings.*

None

Item 4.
Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.
Market for Registrant's Common Equity and Related Stockholder Matters.*

PART IV

Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibit hereto the Independent Accountants' Report and Management's Assertion Letter on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers with respect to all series Notes issued and outstanding by Distribution Financial Services RV Trust 1999-1, Distribution Financial Services Marine Trust 1999-2, Distribution Financial Services RV Trust 1999-3 and Distribution Financial Services RV/Marine Trust 2001-1 Notes.

(b) Reports on Form 8-K.

The Registrant has filed reports on Form 8-K for each month during 2001 when any series of Notes are outstanding reporting Item 5 - Other Events and including therewith as an exhibit, the applicable Collection Period Statement information with respect to (a) Distribution Financial Services RV Trust 1999-1 Notes, and (b) Distribution Financial Services RV Trust 1999-3 Notes including (i) the Class A-1 Notes, (ii) the Class A-2 Notes, (iii) the Class A-3 Notes, (iv) the Class A-4 Notes, (v) the Class A-5 Notes, (vi) the Class A-6 Notes, (vii) the Class B Notes and (viii) the Class C Notes of each series of Notes as required. In addition, the applicable Collection Period Statement information with respect to Distribution Financial Services Marine Trust 1999-2 Notes was also included with respect to (i) the Class A-1 Notes,
(ii) the Class A-2 Notes, (iii) the Class A-3 Notes, (iv) the Class A-4 Notes, (v) the Class A-5 Notes, (vi) the Class B Notes and (vii) the Class C Notes of such series of Notes as required.

The Registrant has also filed reports on Form 8-K for the month of December 2001 reporting Item 5 - Other Events, and including therewith as an exhibit, the Collection Period Statement Information with respect to the Distribution Financial Services RV/Marine Trust 2001-1 Notes.

In addition, under Item 5 - Other Events, the Registrant reported in Form 8-K, certain specified information made available on a monthly basis to Noteholders of the (a) Distribution Financial Services RV Trust 1999-1 Notes,
(b) the Distribution Financial Services Marine Trust 1999-2 Notes and (c) Distribution Financial Services RV Trust 1999-3 Notes included with each Form 8-K, the Registrant filed as exhibits thereto copies of the monthly Noteholders' Statements required for such period to Noteholders of both the Distribution Financial Services RV Trust 1999-1 Notes, the Distribution Financial Services Marine Trust 1999-2 Notes, the Distribution Financial Services RV Trust 1999-3 Notes and the Distribution Financial Services RV/Marine Trust 2001-1 Notes.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DEUTSCHE RECREATIONAL ASSET FUNDING CORPORATION


By: 	/s/ W. Steven Culp		By:  	/s/ Richard C. Goldman
	Vice President, Controller		Vice President,
                                         	Chief Legal Officer, Secretary

March 29, 2002                    	March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title							Date

/s/ W. Steven Culp 						March 29, 2002
Vice President, Controller
Deutsche Recreational Asset Funding Corporation

/s/ Richard C. Goldman						March 29, 2002
Vice President, Chief Legal Officer, Secretary
Director
Deutsche Recreational Asset Funding Corporation

/s/ Monte L. Miller						March 29, 2002
Director
Deutsche Recreational Asset Funding Corporation

/s/ Phil Stout							March 29, 2002
Director
Deutsche Recreational Asset Funding Corporation

EXHIBIT INDEX

								Incorporated by reference to
Exhibit							Exhibit in Registration
Number	Title						Statement Number 333-56303

 2		Plan of acquisition, reorganization,
		arrangement, liquidation or succession		Not Applicable

 3		Articles of Incorporation of Registrant		Exhibit 3.1
		By-Laws of Registrant					Exhibit 3.2

 4		Instruments defining the rights of
		security holders, including indentures		Exhibit 4.1

 9		Voting trust agreements					Not Applicable

10		Material Contracts					None

11		Statement re computation of
		per share earnings					Not Applicable

12		Statement re computation of ratios			Not Applicable

13		Annual report of security holders,
		Form 10-Q or quarterly reports
		to security holders					None

16		Letter re change in certifying
		accountant							None

18		Letter re changes in accounting
		principles							None

21		Subsidiaries of Registrant				Not Applicable

22		Published report regarding matters
		submitted to vote of security holders		None

23		Consents of experts and counsel			Not Applicable

24		Power of attorney						Not Applicable

99		Additional Exhibits					Filed Herewith
		   Independent Accountants' Report			as EX-1
		   Management's Assertion Letter

EX-1

Independent Accountants' Report

To Deutsche Financial Services Corporation:

We have examined management's assertion, included in the accompanying management report on compliance, that Deutsche Financial Services Corporation's complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2001. Management is responsible for Deutsche Financial Services Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Deutsche Financial Services Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Deutsche Financial Services Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Deutsche Financial Services Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.


/s/ KPMG LLP
St. Louis, Missouri
February 22, 2002

Management Report on Compliance as Servicer

As of and for the period ended December 31, 2001, Deutsche Financial Services Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers relating to RV Trust 1999-1, Marine Trust 1999-2, RV Trust 1999-3, and RV/Marine Trust 2001-1, to the extent such standards are applicable to the servicing obligations as set forth in the pooling and servicing agreement. As of and for this same period, Deutsche Financial Services Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $100 million.

Sincerely,

Deutsche Financial Services Corporation

/s/ Richard C. Goldman
Executive Vice President, Secretary
and Chief Legal Officer
February 22, 2002


/s/ W. Steven Culp
Senior Vice President, Assistant Treasurer
February 22, 2002