Form 10-K
period 2002-12-31
DEUTSCHE RECREATIONAL ASSET FUNDING CORP
filed 2003-04-01
CIK 1062336

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number 333-56303

FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
        1934

For the Fiscal Year Ended December 31, 2002

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

DEUTSCHE RECREATIONAL ASSET FUNDING CORPORATION

State of Organization - Nevada

I.R.S. Employer Identification Number:  91-1904587

(Principal Executive Offices)

655 Maryville Centre Drive
St. Louis, MO 63141-5832
Telephone Number:  (314) 523-3000


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  X     No ___.

As of March 14, 2003 the Registrant was a controlled by its Parent Company, G Finance Holding Corp. a Delaware corporation.

TABLE OF CONTENTS

PART        ITEM

 I           1.          Business
             2.   **
             3.   *      Legal Proceedings
             4.   *      Submission of Matters to a Vote of
                         Security Holders


 II          5.   *      Market for Registrant's Common Equity
                         and Related Stockholder Matters
             6.   **
             7.   **
             7A. **
             8.    **
             9.    **

 III         10.  **
             11.  **
             12.  **
             13.  **
             14.  ***    Controls and Procedures

 IV          15.  *      Exhibits, Financial Statements, Schedules
                         and Reports on Form 8-K3

             16.  ****   Principal Accountant Fees and Services

                         Signatures

                         Certification

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

***   Disclosure not required of an Asset-Backed Issuer; per Item 307 of
Regulation S-K.

**** Disclosure not required of an Asset-Backed Issuer; per Item instruction.

PART I

Item 1.
Business.

The Registrant, Deutsche Recreational Asset Funding Corporation is a wholly owned subsidiary of G Finance Holding Corp., a Delaware Corporation. The Registrant was organized for limited purposes, which include purchasing of receivables from Ganis Credit Corporation ("Ganis"), a Nevada Corporation and its affiliates and transferring such receivables to third parties and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

In accordance with its stated business purposes, the Registrant has formed Distribution Financial Services RV Trust 1999-1, ("RV Trust 1999-1") pursuant to a Transfer and Servicing Agreement, dated as of March 1, 1999, among the RV Trust 1999-1 as Issuer, the Registrant as Depositor and Ganis, as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of March 1, 1999. In addition, as of March 1, 1999, the RV Trust 1999-1 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The RV Trust 1999-1 assets consist primarily of receivables which include recreational vehicle installment sales contracts or installment loans originated by Ganis or acquired by Ganis from time to time in financing arrangements among Ganis and/or its affiliates with certain dealers to finance recreational vehicle sales. The RV Trust 1999-1, in turn offers from time to time various classes of notes secured by the assets contained in the RV Trust 1999-1. As of December 31, 2002 the RV Trust 1999-1 had
$ 329,717,655.90 of such Notes outstanding bearing the following identifications:

Class A-1 Notes........................... $           -0-
Class A-2 Notes............................            -0-
Class A-3 Notes..........................              -0-
Class A-4 Notes..........................    60,629,655.90
Class A-5 Notes..........................   159,722,000.00
Class A-6 Notes..........................    64,366,000.00
Class   B   Notes..........................  25,000,000.00
Class   C   Notes..........................  20,000,000.00

Total RV Trust 1999-1 Notes Outstanding         $ 329,717,655.90


In furtherance of its stated business purposes, the Registrant has formed Distribution Financial Services Marine Trust 1999-2, ("Marine Trust 1999-2") pursuant to a Transfer and Servicing Agreement, dated as of May 1, 1999, among the Marine Trust 1999-2, as Issuer, the Registrant as Depositor and Ganis as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of May 1, 1999. In addition, as of May 1, 1999, the Marine Trust 1999-2 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The Marine Trust 1999-2 assets consist primarily of receivables which include recreational sport and power boat and yacht installment sales contracts or installment loans originated by Ganis or acquired by Ganis from time to time in financing arrangements among Ganis and/or its affiliates with certain dealers to finance marine equipment sales. The Marine Trust 1999-2, in turn offers from time to time various classes of notes secured by the assets contained in the Marine Trust 1999-2. As of December 31, 2002 the Marine Trust 1999-2 had $ 190,117,477.29 of such Notes outstanding bearing the following identifications:

Class A-1 Notes...........................$            -0-
Class A-2 Notes............................             -0-
Class A-3 Notes..........................     14,911,477.29
Class A-4 Notes..........................     66,207,000.00
Class A-5 Notes..........................     53,999,000.00
Class   B Notes..........................     33,000,000.00
Class   C Notes..........................     22,000,000.00

Total Marine Trust 1999-2 Notes Outstanding	     $   190,117,477.29

In addition, and consistent with its stated business purposes, the Registrant has formed Distribution Financial Services RV Trust 1999-3, ("RV Trust 1999-3") pursuant to a Transfer and Servicing Agreement, dated as of July 1, 1999, among the RV Trust 1999-3, as Issuer, the Registrant as Depositor and Ganis as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of July 1, 1999. In addition, as of July 1, 1999, the RV Trust 1999-3 as Issuer entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The RV Trust 1999-3 assets consist primarily of receivables which include recreational vehicle installment sales contracts or installment loans originated by Ganis or acquired by Ganis from time to time in financing arrangements among Ganis and/or its affiliates with certain dealers to finance recreational vehicle sales. The RV Trust 1999-3, in turn offers from time to time various classes of notes secured by the assets contained in the RV Trust 1999-3. As of December 31, 2002 the RV Trust 1999-3 had
$ 160,191,940.88 of such Notes outstanding bearing the following identifications:

Class A-1 Notes...........................$             -0-
Class A-2 Notes............................             -0-
Class A-3 Notes..........................               -0-
Class A-4 Notes..........................     50,875,940.88
Class A-5 Notes..........................     37,585,000.00
Class A-6 Notes..........................     54,847,000.00
Class   B   Notes..........................    9,363,000.00
Class   C   Notes..........................    7,491,000.00

Total RV Trust 1999-3 Notes Outstanding          $  160,161,940.88


In accordance and consistent with its stated business purposes, the Registrant, Distribution Financial Services RV/Marine Trust 2001-1, ("RV/Marine Trust 2001-1"), as Issuer entered into a Transfer and Servicing Agreement, dated as of November 1, 2001, with DRAFC as Depositor and DFS, as Servicer. To facilitate the issuance of notes, DRAFC as Depositor and Wells Fargo Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, amended and restated as of November 1, 2001. In addition, as of November 1, 2001, the RV/Marine Trust 2001-1, as Issuer entered into an Indenture with HSBC Bank USA, as Indenture Trustee. The RV/Marine Trust 2001-1 assets consist primarily of receivables which include recreational vehicle and marine installment sales contracts or installment loans originated by DFS or acquired by DFS from time to time in financing arrangements among DFS and/or its affiliates with certain dealers to finance recreational vehicle and marine sales. The RV/Marine Trust 2001-1, has issued various classes of notes secured by the assets contained in the RV/Marine Trust 2001-1

As of December 31, 2002 the RV/Marine Trust 2001-1 had $ 362,453,612.17 of such Notes outstanding bearing the following identifications:

Class A-1 Notes........................... $     8,753,612.17
Class A-2 Notes............................     54,000,000.00
Class A-3 Notes..........................       90,000,000.00
Class A-4 Notes..........................       95.000,000.00
Class A-5 Notes..........................       72,350,000.00
Class  B   Notes..........................      19,830,000.00
Class  C   Notes..........................       9,270,000.00
Class  D   Notes..........................      13,250,000.00


Total RV/Marine Trust 2001-1 Notes Outstanding      $ 362,453,612.17

Item 3.
Legal Proceedings.*

None

Item 4.
Submission of Matters to a Vote of Security Holders.*

None

PART II

Item 5.
Market for Registrant's Common Equity and Related Stockholder Matters.*

None

Item 14.
Controls and Procedures.***

PART IV

Item 15.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibits hereto the Annual Accountant's Report on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Brokers with respect to all series of Notes issued and outstanding by Distribution Financial Services RV Trust 1999-1, Distribution Financial Services Marine Trust 1999-2, Distribution Financial Services RV Trust 1999-3 and Distribution Financial Services RV/Marine Trust 2001-1 Notes.
(b) Reports on Form 8-K.

The Registrant has filed reports on Form 8-K for each month during 2002 when any series of Notes are outstanding reporting Item 5. Other Events and including therewith as an exhibit, the applicable Collection Period Statement information with respect to (a) Distribution Financial Services RV Trust 1999-1 Notes, and (b) Distribution Financial Services RV Trust 1999-3 Notes including (i) the Class A-1 Notes, (ii) the Class A-2 Notes, (iii) the Class A-3 Notes, (iv) the Class A-4 Notes, (v) the Class A-5 Notes, (vi) the Class A-6 Notes, (vii) the Class B Notes and (viii) the Class C Notes of each series of Notes as required. In addition, the applicable Collection Period Statement information with respect to Distribution Financial Services Marine Trust 1999-2 Notes was also included with respect to i) the Class A-1 Notes, (ii) the Class A-2 Notes, (iii) the Class A-3 Notes, (iv) the Class A-4 Notes, (v) the Class A-5 Notes, (vi) the Class B Notes and (vii) the Class C Notes of such series of Notes as required.

The Registrant has also filed reports on Form 8-K for the month of December 2002 reporting Item 5. Other Events and including therewith as an exhibit, the Collection Period Statement Information with respect to the Distribution Financial Services RV/Marine Trust 2001-1 Notes.

In addition, under Item 5. Other Events, the Registrant reported in Form 8-K, certain specified information made available on a monthly basis to Noteholders of the (a) Distribution Financial Services RV Trust 1999-1 Notes, (b) Distribution Financial Services Marine Trust 1999-2 Notes and (c) Distribution Financial Services RV Trust 1999-3 Notes included with each Form 8-K, the Registrant filed as exhibits thereto copies of the monthly Noteholders' Statements required for such period to Noteholders of the Distribution Financial Services RV Trust 1999-1 Notes, the Distribution Financial Services Marine Trust 1999-2 Notes, the Distribution Financial Services RV Trust 1999-3 Notes and the Distribution Financial Services RV/Marine Trust 2001-1 Notes.

Item 16.
Principal Accountant Fees and Services.****


SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DEUTSCHE RECREATIONAL ASSET FUNDING CORPORATION


By: /s/ Stephen Gentry                         By:/s/ Neil Cassmeyer
       President                               Principal Accounting Officer


March 20, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature              Title                                  Date



/s/ /Richard C. Goldman                                       March 20, 2003
Director
Deutsche Recreational Asset Funding Corporation

/s/ Monte L. Miller                                           March 20, 2003
Director
Deutsche Recreational Asset Funding Corporation

/s/ Phil Stout                                                March 20, 2003
Director
Deutsche Recreational Asset Funding Corporation


CERTIFICATION

I, Neil Cassmeyer, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Deutsche Recreational Asset Funding Corporati9on;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing agreement and based upon the review required under the pooling and servicing agreement, and except as disclosed in the report, the servicer has fulfilled it obligations under the pooling and servicing agreement; and

5. I have disclosed to the Registrant's certified public accountants all significant deficiencies relating to the servicer's compliance with the minimum servicing standards in accordance with a review conducted in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standards as set forth in the pooling and servicing agreement.

Date:  March 20, 2003

/s/ Neil Cassmeyer
Principal Accounting Officer



EXHIBIT INDEX

                                            Incorporated by reference to
                                            Exhibit in Registration Statement
Exhibit No.  Title                           Number 333-56303

 2           Plan of acquisition, reorganization,
             arrangement, liquidation or succession        Not Applicable

 3           Articles of Incorporation and By Laws         Exhibit 3.1
             By Laws of Registrant                         Exhibit 3.2

 4           Instruments defining the rights of security
             holders, including indentures                 Exhibits 4.1

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

18           Letter re changes in accounting
             principles                                    None

21           Subsidiaries of Registrant                    Not Applicable

22           Published report regarding matters
             submitted to vote of security holders         None

23           Consents of experts and counsel               Not Applicable

24           Power of attorney                             Not Applicable

[27          Financial Data Schedule                       Not Applicable]

99           Additional Exhibits
             (i)  Accountants' Annual Report, and 	        Filed herewith
             (ii)  Management's Report on Compliance      as EX-1

EX-1

Independent Accountants'Report

To Ganis Credit Corporation:

We have examined management's assertion, included in the accompanying Management Report on Compliance as Servicer, that Ganis Credit Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2002. Management is responsible for Ganis Credit Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Ganis Credit Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Ganis Credit Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Ganis Credit Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP
March 7, 2003


Management Report on Compliance as Servicer

As of and for the year ended December 31, 2002, Ganis Credit Corporation has complied in all material respects with the minimum servicing standards set for in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers relating to RV Trust 1999-1, Marine Trust 1999-2, RV Trust 1999-3, and RV/Marine Trust 2001-1, to the extend such standards are applicable to the servicing obligations as set for in the pooling and servicing agreement. For the period ended December 23, 2002, Ganis Credit Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $100 million. For the period December 24, 2002 through December 31, 2002, Ganis Credit Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $50 million.

Sincerely,
Ganis Credit Corporation

/s/ Edward J. Arienti                             /s/ Donald A. Haisch
President                                        Vice President, Finance
March 7, 2003                                    March 7, 2003


/s/ Greg G. Gabriel
Senior Vice President, Credit
March 7, 2003