Form 10-K
period 2003-12-31
DEUTSCHE RECREATIONAL ASSET FUNDING CORP
filed 2004-03-30
CIK 1062336

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2003

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-56303

                 DEUTSCHE RECREATIONAL ASSET FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

              Nevada                                           91-1904587
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)

           101 Convention Center Drive, Suite 850, Las Vegas, NV 89109
                   (Address of principal offices and zip code)

                                 (702) 385-1668
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

                              ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X].

As of March 30, 2004, the Registrant was controlled by E*TRADE Financial Corporation, a Delaware corporation.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                TABLE OF CONTENTS

PART    ITEM                                                              PAGE
----    ----                                                              ----
  I     1.          Business                                               1
        2.  **

        3.  *      Legal Proceedings                                       2
        4.  *      Submission of Matters to a Vote of Security Holders     3

 II     5.  *      Market for Registrant's Common Equity
                   and Related Stockholder Matters                         3
        6.  **
        7.  **
        7A. **
        8.  **
        9.  **

 III    10. **
        11. **
        12. **
        13. **

        14. ***    Controls and Procedures
        15. ****   Principal Accountant Fees and Services

 IV     16. *      Exhibits, Financial Statements, Schedules
                   and Reports on Form 8-K                                 3


                   Signatures                                              4

                   Certification                                           5

                   Exhibit Index                                           6

--------------

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

                                       (i)

                                     PART I

Item 1.  Description of Business.

     Deutsche Recreational Asset Funding Corporation ("DRAFCO" or the "Registrant") purchases receivables from E*TRADE Consumer Finance Corporation ("ETCF", formerly Ganis Credit Corporation), an affiliated company. ETFC transfers these receivables to third parties and performs other associated activities. DRAFCO is a wholly owned subsidiary of E*TRADE Financial Corporation (E*TRADE Financial" or the "Parent"), a Delaware Corporation.

     In October 2003, E*TRADE Bank (the "Bank") acquired DRAFCO under a Stock Purchase Agreement dated November 25, 2002, between the Bank and Deutsche Bank AG, DRAFCO's former owner. Subsequently, in December 2003, DRAFCO became a subsidiary of E*TRADE Financial Corporation ("E*TRADE Financial" or the parent). Prior to its acquisition by the Bank, the Registrant had formed four trusts for the purpose of securitizing certain receivables as identified below.

     The Registrant formed Distribution Financial Services RV Trust 1999-1, ("RV Trust 1999-1") pursuant to a Transfer and Servicing Agreement, dated March 1, 1999, among the RV Trust 1999-1 as Issuer, the Registrant as Depositor, and ETCF, as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee, entered into a Trust Agreement, as amended and restated as of March 1, 1999. Concurrently, RV Trust 1999-1, as Issuer, entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. RV Trust 1999-1 assets consist primarily of receivables, which include recreational vehicle installment sales contracts or installment loans originated by ETCF or acquired by ETCF from time-to-time in financing arrangements among ETCF and/or its affiliations with certain dealers to finance recreational vehicle sales. From time-to-time, the RV Trust 1999-1, in turn, offers various classes of notes secured by the assets contained in the RV Trust 1999-1.

     At December 31, 2003, the following notes were outstanding under RV Trust 1999-1:

                               Class                             Amount
   -------------------------------------------------------------------------
   Class A-5 Notes                                            $102,699,026
   Class A-6 Notes                                              64,366,000
   Class B Notes                                                25,000,000
   Class C Notes                                                20,000,000
   -------------------------------------------------------------------------
           Total RV Trust 1999-1 Notes Outstanding            $212,065,026
   =========================================================================

     The Registrant formed Distribution Financial Services Marine Trust 1999-2, ("Marine Trust 1999-2") pursuant to a Transfer and Servicing Agreement, dated May 1, 1999, among Marine Trust 1999-2, as Issuer, the Registrant, as Depositor, and ETCF, as Servicer. To facilitate the issuance of notes, the Registrant as Depositor and Norwest Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of May 1, 1999. In addition, on May 1, 1999, Marine Trust 1999-2, as Issuer, entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. Marine Trust 1999-2 assets consist primarily of receivables, which include recreational sport and power boat and yacht installment sales contracts or installment loans originated by ETCF or acquired by ETCF from time-to-time in financing arrangements among ETCF and/or its affiliations with certain dealers to finance marine equipment sales. From time-to-time, Marine Trust 1999-2 offers various classes of notes secured by the assets contained in Marine Trust 1999-2.

     At December 31, 2003, the following notes were outstanding under Marine Trust 1999-2:

                               Class                              Amount
   -------------------------------------------------------------------------
   Class A-4 Notes                                            $  7,987,680
   Class A-5 Notes                                              53,999,000
   Class B Notes                                                33,000,000
   Class C Notes                                                22,000,000
   -------------------------------------------------------------------------
           Total Marine Trust 1999-2 Notes Outstanding        $116,986,680
   ==============================================================-==========

     The Registrant formed Distribution Financial Services RV Trust 1999-3, ("RV Trust 1999-3") pursuant to a Transfer and Servicing Agreement, dated July 1, 1999, among RV Trust 1999-3, as Issuer, the Registrant, as Depositor, and ETCF as Servicer. To facilitate the issuance of notes, the Registrant, as Depositor, and Norwest Bank Minnesota, National Association, as Owner Trustee, entered into a Trust Agreement, as amended and restated as of July 1, 1999. On July 1, 1999, RV Trust 1999-3, as Issuer, entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. RV Trust 1999-3 assets consist primarily of receivables which include recreational vehicle installment sales contracts or installment loans originated by ETCF or acquired ETCF from time-to-time in financing arrangements among ETCF and/or its affiliations with certain dealers to finance recreational vehicle sales. From time-to-time RV Trust 1999-3, in turn, offers various classes of notes secured by the assets contained in the RV Trust 1999-3.

     At December 31, 2003, the following notes were outstanding under RV Trust 1999-3:

                               Class                               Amount
   -------------------------------------------------------------------------
   Class A-5 Notes                                            $ 37,257,125
   Class A-6 Notes                                              54,847,000
   Class B Notes                                                 9,363,000
   Class C Notes                                                 7,491,000
   -------------------------------------------------------------------------
           Total RV Trust 1999-3 Notes Outstanding            $108,958,125
   =========================================================================

     The Registrant formed Distribution Financial Services RV/Marine Trust 2001-1, ("RV/Marine Trust 2001-1"), as Issuer entered into a Transfer and Servicing Agreement, dated November 1, 2001, with DRAFCO as Depositor and DFS, as Servicer. To facilitate the issuance of notes, DRAFCO as Depositor, and Wells Fargo Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, amended and restated on November 1, 2001. In addition, as of November 1, 2001, the RV/Marine Trust 2001-1, as Issuer entered into an Indenture with HSBC Bank USA, as Indenture Trustee. The RV/Marine Trust 2001-1 assets consist primarily of receivables, which include recreational vehicle and marine installment sales contracts or installment loans originated by ETCF or acquired by ETCF from time-to-time in financing arrangements among ETCF and/or its affiliations with certain dealers to finance recreational vehicle and marine sales. The RV/Marine Trust 2001-1, has issued various classes of notes secured by the assets contained in the RV/Marine Trust 2001-1.

     At December 31, 2003, the following notes were outstanding under RV/Marine Trust 2001-1:

                                 Class                             Amount
   -------------------------------------------------------------------------
   Class A-3 Notes                                            $ 21,998,121
   Class A-4 Notes                                              95,000,000
   Class A-5 Notes                                              72,350,000
   Class B Notes                                                19,830,000
   Class C Notes                                                 9,270,000
   Class D Notes                                                13,250,000
   -------------------------------------------------------------------------
           Total RV/Marine Trust 2001-1 Notes Outstanding     $231,698,121
   =========================================================================

Item 3.  Legal Proceedings.*

      None

Item 4.  Submission of Matters to a Vote of Security Holders.*

      None

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.*

      None

Item 14. Controls and Procedures.***

      Not applicable to Asset-Backed Issuers

Item 15. Principal Accountant Fees and Services.****

                                     PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

     The Registrant includes as exhibits hereto the Accountants' Report on Management's assertion compliance with its minimum servicing standards based on the standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Brokers with respect to all series of Notes issued and outstanding by Distribution Financial Services RV Trust 1999-1, Distribution Financial Services Marine Trust 1999-2, Distribution Financial Services RV Trust 1999-3 and Distribution Financial Services RV/Marine Trust 2001-1 Notes.

(b) Reports on Form 8-K.

     Each month during 2003, the Registrant filed reports on Form 8-K, Item 5-- Other Events, that reported the Collection Period Statements for: Distribution Financial Services RV Trust 1999-1 Notes; Distribution Financial Services Marine Trust 1999-2 Notes; Distribution Financial Services RV Trust 1999-3 Notes; and Distribution Financial Services RV/Marine Trust 2001-1 Notes.

      In March 2004, the Registrant also filed on Form 8-K, Item 4. Changes in Registrant's Certifying Accountant, which discussed the replacement of KPMG LLP with Deloitte & Touche LLP for the examination of ETCF's compliance with its minimum servicing standards (based on the standards set forth in the Mortgage Banker's Association of America's Uniform Single Attestation program). ETCF services loans held by DRAFCO.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 DEUTSCHE RECREATIONAL ASSET FUNDING CORPORATION


   By: /s/ Edward J. Arienti             By: /s/ Matthew Pechulis
      ---------------------------            ----------------------------
      Edward J. Arienti                      Matthew Pechulis
      President                              Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title                                              Date
---------------                                             ------

/s/ Arlen W. Gelbard                                        3/30/04
------------------------
Arlen W. Gelbard
Director
Deutsche Recreational Asset Funding Corporation

/s/ Monte L. Miller                                         3/30/04
--------------------
Monte L. Miller
Director
Deutsche Recreational Asset Funding Corporation

/s/ John R. Snow                                            3/30/04
 -----------------
John R. Snow
Director
Deutsche Recreational Asset Funding Corporation

                                  CERTIFICATION

         I, _Matthew Pechulis____, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Deutsche Recreational Asset Funding Corporation;

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

         Date:  March 22, 2004

              /s/ Matthew Pechulis
              ----------------------------
              Matthew Pechulis
              Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.                                              Description
-----------                                              -----------
 3.1    Articles of Incorporation and By Laws (Incorporated by reference to
        Exhibit 3.1 of the Company's Registration Statement Number 333-56303)

 3.2 By-Laws of Registrant (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement Number 333-56303)

 4.1 Instruments defining the Rights of Security Holders, including Debentures (Incorporated by reference to Exhibit 1.1 of the Company's Registration Statement Number 333-56303).

99.1    Additional Exhibits:

             (i)   Independent Accountants' Report (Filed herewith)

            (ii)   Management's Report on Compliance (Filed herewith as EX-1)