Form 10-K
period 2004-12-31
DEUTSCHE RECREATIONAL ASSET FUNDING CORP
filed 2005-04-01
CIK 1062336

================================================================================
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-K

 (Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2004

OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 333-56303

                         ETCF ASSET FUNDING CORPORATION
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

                             -----------------

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X].

As of March 14, 2005, the Registrant was controlled by E*TRADE Financial Corporation, a Delaware corporation.

                           DOCUMENTS INCORPORATED BY REFERENCE
                                           None

================================================================================


                                  TABLE OF CONTENTS

PART       ITEM                                                       PAGE
----       ----                                                       ----
 I          1.        Business                                          1
            2. **
            3. *      Legal Proceedings                                 3
            4. *      Submission of Matters to a Vote of
                      Security Holders                                  3


 II         5. *      Market for Registrant's Common Equity,
                      Related Shareholder Matters and Issuer
                      Purchases of Equity Securities                    3
            6. **
            7. **
            7A.**
            8. **
            9. **
            9A.***    Controls and Procedures                           3
            9B.**

 III        10.**
            11.**
            12.**
            13.**
            14.****   Principal Accountant Fees and Services            3

 IV         15.*      Exhibits and Financial Statement Schedules        3

                      Signatures                                        4

                      Certification                                     5

                      Exhibit Index                                     6

---------------
* Item prepared in compliance with Exemption Request Letters of April 25, 1994 and June 30, 1994 as provided in the July 1, 1994 response letter from the Office of Chief Counsel, Division of Corporate Finance, United States Securities and Exchange Commission, addressed to Registrant as ITT Floorplan Receivables, L.P., which name was changed to Deutsche Floorplan Receivables, L.P.

**   Omitted pursuant to Exemption Request Letters noted in previous [*]
footnotes.

*** Disclosure not required of an Asset-Backed Issuer; per Item 307 of Regulation S-K.

**** Disclosure not required of an Asset-Backed Issuer; per Item instruction.

                                          (i)

                                  PART I

Item 1. Business

     ETCF Asset Funding Corporation ("ETAFC" or the "Registrant"), formerly Deutsche Recreational Asset Funding Corporation, purchases receivables from E*TRADE Consumer Finance Corporation ("ETCF"), an affiliated company. ETCF transfers these receivables to third parties and performs other associated activities. ETAFC is a wholly owned subsidiary of E*TRADE Financial Corporation ("E*TRADE Financial" or the "Parent"), a Delaware Corporation.

     In October 2003, E*TRADE Bank (the "Bank") acquired ETAFC under a Stock Purchase Agreement dated November 25, 2002, between the Bank and Deutsche Bank AG, ETAFC's former owner. Subsequently, in December 2003, ETAFC became a subsidiary of E*TRADE Financial. The Registrant has formed a total of five trusts to securitize certain receivables, as identified below.

     RV Trust 1999-1
     ---------------

     The Registrant formed Distribution Financial Services RV Trust 1999-1, ("RV Trust 1999-1") pursuant to a Transfer and Servicing Agreement, dated March 1, 1999, among the RV Trust 1999-1, as Issuer, the Registrant, as Depositor, and ETCF, as Servicer. To facilitate the issuance of notes, the Registrant, as Depositor, and Norwest Bank Minnesota, National Association, as Owner Trustee, entered into a Trust Agreement, as amended and restated as of March 1, 1999. Concurrently, the RV Trust 1999-1, as Issuer, entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The RV Trust 1999-1 assets consist primarily of receivables, which include recreational vehicle installment sales contracts or installment loans originated by ETCF or acquired by ETCF from time-to-time in financing arrangements among ETCF and/or its affiliations with certain dealers to finance recreational vehicle sales.

     At its inception, RV Trust 1999-1 offered several classes of notes secured by the assets contained in the RV Trust 1999-1. At December 31, 2004, the following notes were outstanding under RV Trust 1999-1:

               Class                                          Amount
            -----------------------------------------------------------
            Class A-5 Notes                                $ 25,499,599
            Class A-6 Notes                                  64,366,000
            Class B Notes                                    25,000,000
            Class C Notes                                    20,000,000
            -----------------------------------------------------------
              Total RV Trust 1999-1 Notes Outstanding      $134,865,599
            ===========================================================


     Marine Trust 1999-2
     -------------------

     The Registrant formed Distribution Financial Services Marine Trust 1999-2, ("Marine Trust 1999-2"), pursuant to a Transfer and Servicing Agreement, dated May 1, 1999, among the Marine Trust 1999-2, as Issuer, the Registrant, as Depositor, and ETCF, as Servicer. To facilitate the issuance of notes, the Registrant, as Depositor, and Norwest Bank Minnesota, National Association, as Owner Trustee, entered into a Trust Agreement, as amended and restated as of May 1, 1999. In addition, on May 1, 1999, the Marine Trust 1999-2, as Issuer, entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The Marine Trust 1999-2 assets consist primarily of receivables, which include recreational sport and power boat and yacht installment sales contracts or installment loans originated by ETCF or acquired by ETCF from time-to-time in financing arrangements among ETCF and/or its affiliations with certain dealers to finance marine equipment sales.

     At its inception, Marine Trust 1999-2 offered several classes of notes secured by the assets contained in the Marine Trust 1999-2. At December 31, 2004,the following notes were outstanding under Marine Trust 1999-2:

      Class                                                   Amount
      ----------------------------------------------------------------
      Class A-5 Notes                                      $24,701,719
      Class B Notes                                         33,000,000
      Class C Notes                                         22,000,000
      ----------------------------------------------------------------
        Total Marine Trust 1999-2 Notes Outstanding        $79,701,719
      ================================================================


     RV Trust 1999-3
     ---------------

     The Registrant formed Distribution Financial Services RV Trust 1999-3, ("RV Trust 1999-3") pursuant to a Transfer and Servicing Agreement, dated
July 1, 1999, among the RV Trust 1999-3, as Issuer, the Registrant, as Depositor, and ETCF, as Servicer. To facilitate the issuance of notes, the Registrant, as Depositor, and Norwest Bank Minnesota, National Association, as Owner Trustee, entered into a Trust Agreement, as amended and restated as of July 1, 1999. On July 1, 1999, the RV Trust 1999-3, as Issuer, entered into an Indenture with The Chase Manhattan Bank, as Indenture Trustee. The RV Trust 1999-3 assets consist primarily of receivables which include recreational vehicle installment sales contracts or installment loans originated by ETCF or acquired by ETCF from time-to-time in financing arrangements among ETCF and/or its affiliations with certain dealers to finance recreational vehicle sales.

     At its inception, RV Trust 1999-3 offered several classes of notes secured by the assets identified in the RV Trust 1999-3. At December 31, 2004, the following notes were outstanding under RV Trust 1999-3:

              Class                                     Amount
         --------------------------------------------------------
         Class A-5 Notes                              $    23,299
         Class A-6 Notes                               54,847,000
         Class B Notes                                  9,363,000
         Class C Notes                                  7,491,000
         --------------------------------------------------------
           Total RV Trust 1999-3 Notes Outstanding    $71,724,299
         ========================================================


     RV/Marine Trust 2001-1
     ----------------------

     The Registrant formed Distribution Financial Services RV/Marine Trust 2001-1 ("RV/Marine Trust 2001-1"), as Issuer, entered into a Transfer and Servicing Agreement, dated November 1, 2001, with the Registrant, as Depositor, and ETCF, as Servicer. To facilitate the issuance of notes, the Registrant, as Depositor, and Wells Fargo Bank Minnesota, National Association, as Owner Trustee, entered into a Trust Agreement, amended and restated on November 1, 2001. In addition, as of November 1, 2001, the RV/Marine Trust 2001-1, as Issuer, entered into an Indenture with HSBC Bank USA, as Indenture Trustee. The RV/Marine Trust 2001-1 assets consist primarily of receivables, which include recreational vehicle and marine installment sales contracts or installment loans originated by ETCF or acquired by ETCF from time-to-time in financing arrangements among ETCF and/or its affiliations with certain dealers to finance recreational vehicle and marine sales.

     At its inception, RV/Marine Trust 2001-1 offered several classes of notes secured by the assets identified in the RV/Marine Trust 2001-1. At December 31, 2004, the following notes were outstanding under RV/Marine Trust 2001-1:

           Class                                              Amount
        ---------------------------------------------------------------
        Class A-4 Notes                                    $ 38,712,251
        Class A-5 Notes                                      72,350,000
        Class B Notes                                        19,830,000
        Class C Notes                                         9,270,000
        Class D Notes                                        13,250,000
        ---------------------------------------------------------------
          Total RV/Marine Trust 2001-1 Notes Outstanding   $153,412,251
        ===============================================================


     RV/Marine Trust 2004-1
     ----------------------

     The Registrant formed E*TRADE RV and Marine Trust 2004-1 ("RV/Marine Trust 2004-1"), as Issuer, entered into a Transfer and Servicing Agreement, dated December 16, 2004, with the Registrant, as Depositor, and ETCF, as Servicer. To facilitate the issuance of notes, the Registrant, as Depositor, and Wells Fargo Bank, National Association, as Owner Trustee, entered into a Trust Agreement, on December 16, 2004. In addition, as of December 16, 2004, the RV/Marine Trust 2004-1, as Issuer, entered into an Indenture with JPMorgan Chase Bank, N.A., as Indenture Trustee. The RV/Marine Trust 2004-1 assets consist primarily of receivables, which include recreational vehicle and marine installment sales contracts or installment loans originated or acquired by ETCF.

     At its inception, RV/Marine Trust 2004-1 offered several classes of notes secured by the assets contained in the RV/Marine Trust 2004-1. At December 31, 2004, the following notes were outstanding under RV/Marine Trust 2004-1:

        Class                                               Amount
    -----------------------------------------------------------------
    Class A-1 Notes                                      $ 55,861,693
    Class A-2 Notes                                        66,200,000
    Class A-3 Notes                                        75,900,000
    Class A-4 Notes                                        32,500,000
    Class A-5 Notes                                        34,572,000
    Class B Notes                                          10,042,000
    Class C Notes                                           9,270,000
    Class D Notes                                          10,815,000
    Class E Notes                                           6,952,000
    -----------------------------------------------------------------
      Total RV/Marine Trust 2004-1 Notes Outstanding     $302,112,693
    =================================================================


Item 3. Legal Proceedings.*

     None

Item 4. Submission of Matters to a Vote of Security Holders.*

     None


                                  PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.*

     None

Item 9A. Controls and Procedures.***

	Not Applicable to Asset-Backed Issuers


Item 14. Principal Accountant Fees and Services.****

	Not Applicable to Asset-Backed Issuers


                                  PART IV

Item 15. Exhibits and Financial Statement Schedules.*

(a) Financial Statements.
The Registrant includes as exhibits hereto the Report of Independent
Registered Public Accounting Firm on Management's assertion of compliance with its minimum servicing standards based on the standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Brokers with respect to all series of Notes issued and outstanding by Distribution Financial Services RV Trust 1999-1, Distribution Financial Services Marine Trust 1999-2, Distribution Financial Services RV Trust 1999-3, Distribution Financial Services RV/Marine Trust 2001-1 and E*TRADE RV and Marine Trust 2004-1 Notes.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    ETCF ASSET FUNDING CORPORATION


        By: /s/ Edward J. Arienti      By: /s/ Matthew Pechulis
            -----------------------        ----------------------
            Edward J. Arienti              Matthew Pechulis
            President                      Principal Accounting Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Title                                             Date
---------------------                                      -----


/s/ Arlen W. Gelbard                                       3/14/05
---------------------                                      -------
Arlen W. Gelbard
Director
ETCF Asset Funding Corporation


/s/ Monte L. Miller                                        3/14/05
--------------------                                       -------
Monte L. Miller
Director
ETCF Asset Funding Corporation


/s/ John R. Snow                                           3/14/05
-----------------                                          -------
John R. Snow
Director
ETCF Asset Funding Corporation

                                  CERTIFICATION

I, Matthew Pechulis, certify that:
  -----------------

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of ETCF Asset Funding Corporation;

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


Date:  March 14, 2005




       /s/ Matthew Pechulis
       --------------------
       Matthew Pechulis
       Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.                           Description
-----------     ----------------------------------------------------------------

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

99.1            Additional Exhibits:

                 (i) Report of Independent Registered Public Accounting Firm as it related to RV Trust 1999-1, Marine Trust 1999-2, RV Trust
                 1999-3, and RV/Marine Trust 2001-1 (Filed herewith)

                 (ii)  Management's Report on Compliance as it related to RV
                  Trust 1999-1, Marine Trust 1999-2, RV Trust 1999-3, and
                  RV/Marine Trust 2001-1 (Filed herewith)

                 (iii) Report of Independent Registered Public Accounting Firm as it related to RV/Marine Trust 2004-1 (Filed herewith)

                 (iv) Management's Report on Compliance as it related to RV/Marine Trust 2004-1 (Filed herewith)


